Form 10KSB
period 2004-12-31
COLLINS RECEIVABLES LLC
filed 2005-11-23
CIK 1278264

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-113034
COLLINS RECEIVABLES, LLC
(Exact name of small business issuer as specified in its charter)

Delaware	20-0620580
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)
2101 W. Ben White Blvd., Suite 103, Austin, TX 78704
(Address of principal executive offices)
Issuer’s telephone number, including area code: (800) 570-5007
Securities registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	Not Applicable
Securities registered under Section 12(g) of the Exchange Act:
None
(Title of Class)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The Registrant’s revenues for its fiscal year ended December 31, 2004 were $0. As of December 31, 2004, there were no Class A Membership Units issued and outstanding.
Transitional Small Business Disclosure Format (check one): ☐ Yes ☑ No
Documents Incorporated By Reference: Prospectus filed on November 16, 2004 pursuant to Rule 424(b)(2).

PART I
Item 1. Description of Business.
     As used in this Form 10-KSB, all references to “we,” “us,” “Collins,” “Company” and “our” mean Collins Receivables, LLC. The address of our principal executive offices is 2101 West Ben White Boulevard, Suite 103, Austin, TX 78704, and our telephone number is (800) 570-5007. All references to “CFSI” means Collins Financial Services, Inc. (together with Paragon Way, Inc, formerly known as TxCollect, Inc., an affiliated entity, but excluding our company), our Class B member.
     We were formed as a Delaware limited liability company on January 8, 2004 for the purpose of purchasing, collecting, reselling and otherwise dealing in previously charged-off consumer debt receivables under credit card charges or consumer loans which are generally originated through commercial banks (“Receivables”). These Receivables will be purchased, sold, collected and resold by us, with the assistance of CFSI, our Class B member and an affiliated entity of our company. CFSI is a subsidiary of Collins Financial Services USA, Inc., a receivables servicing firm based in Austin, Texas that has been in the receivables business since 1996.
     On February 24, 2004, we filed a Registration Statement on Form SB-2 (File No. 333-113034) with the Securities and Exchange Commission (“SEC”) for the purpose of raising capital from the sale of our Class A Membership Interests (the “Units”) and using the proceeds to implement our business plan. The Registration Statement went effective on November 12, 2004. On November 16, 2004, we filed a Prospectus pursuant to Rule 424(b)(2), herein incorporated by reference.
Item 2. Description of Property.
     We have a month to month lease with CFSI for our business office at 2101 W. Ben White Blvd., Suite 103, Austin, Texas. We currently occupy this space at no cost.
Item 3. Legal Proceedings.
     As of the date of this report, we are not a party to any pending legal proceeding and are not aware of any threatened legal proceeding.
Item 4. Submission of Matters to a Vote of Security Holders.
          We did not submit any matter to a vote of security holders through solicitation of proxies or otherwise during the fourth quarter.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.
     Trading Market for Common Equity
     There is no public market for our Class A Membership Interests. On November 16, 2004, our Registration Statement, as amended, filed on Form SB-2 (Commission file number 333-113034) was declared effective. As of December 31, 2004, we have not issued any of the membership interests in our ongoing public offering.
     Number of Holders
     As of December 31, 2004, there were no Class A Membership Units issued and outstanding.
     Dividends
     We have not declared any dividends or made any distributions, and we do not plan to declare any dividends or make any distributions in the foreseeable future.
     Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
     None.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
     Special Note Regarding Forward Looking Statements
     This Form 10-KSB contains or incorporates by reference forward-looking statements about our financial condition and the current status of our operations and business. These statements include, among others, statements concerning the benefits that we expect will result from our business activities and certain transactions once we have broken escrow and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements may be made expressly in this document or may be incorporated by reference to our Prospectus filed pursuant to Rule 424(b)(2) on November 16, 2004 (File No. 333-113034).
     Plan of Operation
     The following discussion is based upon, and should be read in conjunction with (i) the consolidated financial statements of CFSI and financial statements of Collins for the period ended December 31, 2004 (audited) and the related statements of operations and statements of cash flows together with the notes to the consolidated financial statements; and (ii) our Prospectus filed pursuant to Rule 424(b)(2) (File No. 333-113034), herein incorporated by reference.
     We have been in the development stage since inception and have conducted no business operations other than organizational activities. From inception to date we have had no revenues. All subscription proceeds from the offering are being held in an escrow account with American Bank of Commerce, a State chartered banking association (the “Escrow Agent”). Proceeds of the offering will not be disbursed to us until the Escrow Agent receives $2,500,000 representing 2,500 Membership Units (the “Minimum Amount”) on or before November 12, 2005 (the “Initial Closing Date”). If the Minimum Amount is not received on or before the Initial Closing Date, then the Escrow Agent will be instructed to refund the face amounts of the subscriptions to the subscribers, less interest which will be retained by Collins. As of the date of this Form 10-KSB, we have not met the Minimum Amount.
     Upon receipt of the Minimum Amount and during the first quarter of our operations, we will deposit most of the net proceeds in a receivables account at an independent financial institution. At or about the same time, we will, through the assistance of CFSI, commence our analysis, valuation and negotiation of the acquisition of portfolios of charged-off Receivables. Once our analysis is complete and an acceptable purchase negotiated, a purchase price will be executed and the purchase price paid in cash. This process is typically completed in less than two weeks from the commencement of the analysis. As additional net proceeds are received, this process will be repeated. The types of portfolios that we purchase may appear in the market on a somewhat ad hoc basis. Consequently, investor funds may be held in our bank account for several weeks pending the next purchase. With respect to the purchase of Receivables, we will pay CFSI an Acquisition Fee of up to 5% of the purchase price of the Receivables. We believe the cost of the Receivables will range from 4.5 cents to 9 cents per dollar of face value depending on various factors. Depending on the amount of net proceeds, we intend to initially purchase 15 to 25 portfolios. Except for certain fees paid to CFSI as disclosed in our Prospectus filed pursuant to Rule 424(b)(2) (File No. 333-113034), herein incorporated by reference, we do not expect to incur any additional expenses in connection with the acquisition of Receivables.
     Continuing during the first quarter and following the acquisition of the portfolio we will remove those accounts where a debtor is deceased, has filed bankruptcy or where such account is similarly uncollectible. These accounts will then be returned to the seller of the portfolio for a credit against the purchase price. As to the retained portion of the portfolio, we will make a determination to proceed with collection and/or resell the remainder. We do not expect to incur any expenses in connection with these activities. We anticipate reselling approximately 25% of the portfolio and seeking collection on the balance.
     Commencing in the second quarter, we will resell certain portfolios. We expect the portfolios to be sold within 120 – 150 days of purchase. We will pay CFSI a sales fee of up to 20% of the gross proceeds. We do not expect to incur any other expenses in connection with the resale of the portfolios. Funds generated from these sales are reinvested in new portfolios.

     Our collection efforts, which will also begin in the second quarter after we commence operations, will initially involve attempting to locate the debtor and providing the debtor the opportunity to settle the debt. If the debt is not otherwise settled and the debtor located, an evaluation will be made to determine if the account is suit-worthy. Suit-worthy accounts are then outsourced to collection law firms that pursue legal remedies such as wage garnishments and securing judgments. Collection activities can last as long as four to five years on each portfolio. All costs associated with the collection effort will be paid by CFSI.
     We intend to continue to purchase Receivables until approximately the end of the fourth full year following the receipt of the Minimum Amount from this offering. A collection fee of up to 50% of the gross proceeds will be paid to CFSI. We will not incur any other costs of collection. After the fourth anniversary of the receipt of the Minimum Amount, we intend to begin selling our assets and distributing all net available cash to our members in accordance with the Operating Agreement.
     For the balance of the first year of operations, we will continue our collection efforts as to the retained portion of our existing portfolios. We will continue to reinvest funds generated from the sales of portfolios or from collections. In addition, as we continue to receive additional proceeds from this offering, we will continue our analysis, valuation and negotiation of the acquisition of additional portfolios and thereafter engage in the activities described above with respect to the first quarter and second quarter of our operations.
     Assuming we meet the Minimum Amount, we believe we can satisfy our cash requirements for the 12 months from the date we commence operations.
     Plant and Equipment
     We do not anticipate purchasing or selling significant equipment at this time.
     Research and Development
     We do not anticipate expenditures for research and development at this time.
     Employees
     We do not believe there will be any significant change in the number of employees.
     Off-Balance Sheet Items
     We have no material off-balance sheet arrangements.
     Application of Significant Accounting Policies
     Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies as follows:
     Purchase of Defaulted Receivables
     The Company anticipates purchasing defaulted receivables at a substantial discount from the uncollected principal balance of the loans. FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires that discounts be recognized as an adjustment of yield over a loan’s life. Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, further addresses amortization of discounts on certain acquired loans, which involves intertwining issues of amortization of discount, measurement of credit losses, and recognition of interest income. At the purchase date, defaulted receivables are initially separated into classifications of available-for-sale and held-for-collection. The purchase price is assigned to each classification on an estimated relative fair value basis. The loan pools are accounted for at the contractual principal balance with a related purchase discount which nets to the relative fair value assigned at the purchase date. Defaulted receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff (held for collection) are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts and net of purchase discounts. Defaulted receivables classified as available-for-sale are recorded at the lower of cost or market with any subsequent adjustments reflected as an adjustment to equity (other comprehensive income) in the period recorded. Upon sale, the proceeds are included in revenues and the remaining basis in the pool of loans sold are included the basis of owned receivables sold on the income statement. At the time of acquisition, the sum of the acquisition amount of the loan and the discount to be amortized should not exceed the undiscounted future cash collections that are both reasonably estimable and probable. The discount on an acquired loan should be amortized over the period in which the payments are probable of collection only if the amounts and timing of collections, whether characterized as interest or principal, are reasonably estimable and the ultimate collectibility of the acquisition amount of the loan and the discount is probable. If these criteria are not satisfied, the loan should be accounted for using the cost-recovery method. The Company anticipates the majority of the defaulted receivables acquired will be accounted for using the cost recovery method.
     Cash collections on receivables recorded as held-for-collection are recorded as revenue in the period received. Application of the cost-recovery method requires that any amounts received be applied first against the recorded amount of the loan (as basis in owned receivables collected); when that amount has been reduced to zero, any additional amounts received are recognized as income. The cost-recovery method should be used until it is determined that the amount and timing of collections are reasonably estimable and collection is probable. If the remaining amount that is probable of collection is less than the sum of the acquisition amount less collections and the discount amortized to date, then either the loan should be written down or an allowance for uncollectibility related to that loan should be recognized. If the remaining amount that is probable of collection is greater than that sum, then the difference between that sum and the revised amount that is probable of collection should be amortized on a prospective basis over the remaining life of the loan.

     Allowance for Losses on Receivables
     The carrying value of receivables will be reviewed regularly (at least quarterly) by management and any permanent impairment is included as an additional charge to the basis of receivables in the period discovered. Allowance for losses on receivables is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on CFSI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. There was no allowance for losses on receivables at December 31, 2004.
     Sale of Receivables with Recourse
     Sales of receivables are accounted for as sales, when control over the assets has been surrendered. Gains and losses from sales of defaulted receivables are recognized upon settlement with investors. Sales of defaulted receivables typically provide the purchaser the right to have the Company repurchase selected receivables for a pre-determined period of time after the sales date based on pre-determined criteria or warranties provided in the sales agreement. The Company sets aside an estimated liability for the repurchase obligation at the sales date. The Company accounts for the repurchase of defaulted receivables sold as a reduction of sales revenue in the period in which the repurchase occurs.
     Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions that have high credit ratings.
     Financial instruments and credit risk
     Financial instruments that potentially subject the Company to credit risk include cash, receivables and investments in defaulted receivables. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Although the balances in these accounts may exceed the federally insured limit from time to time, the Company has not incurred losses related o these deposits and intends to utilize banks with high financial stability. Accounts receivable are generally unsecured. With respect to accounts receivable, the Company performs ongoing credit evaluations of customers and generally do not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. The amounts reported for cash equivalents, receivables, notes payable, accounts payable and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.
     Income Taxes
     The Company has been organized as a Partnership under the provisions of the Internal Revenue Code. As a result, the members of the Company pay all Federal income tax expense. There is a risk that the Company would be classified as a publicly traded partnership by the

Internal Revenue Service. In so classified, the Company would be taxed as a corporation for federal income tax purposes. For entities taxed as corporations, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized. The Company is subject to state and local income taxes that range from 1.9% to 9.3% of income earned in each jurisdiction. The majority of the Company’s revenue will be considered Texas gross receipts and will be subject to a tax of 4.5% of Federal taxable income.
     Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available for sale defaulted receivables and is presented in the consolidated statement of changes in stockholder’s equity.
     Recently Issued Accounting Standards
     Statement of Position (“SOP”) 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of the loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment.
     This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination.
     This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Early adoption is encouraged. For loans acquired in fiscal years beginning on or before December 15, 2004, and within the scope of Practice Bulletin 6 section 12,060, paragraphs .07 and .08 of this SOP, as they apply to decreases in cash flows expected to be collected, should be applied prospectively for fiscal years beginning after December 15, 2004.
     This SOP is not expected to result in any significant change in accounting for the Company.
Item 7. Financial Statements.
     Our financial statements include the accounts of Collins as of December 31, 2004 and the related statements of operations, member’s equity, and cash flows for the period from January 8, 2004 (Inception) through December 31, 2004 and CFSI as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. The financial statements should be read in conjunction with the related notes presented as a separate section commencing on page F-1.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.
Item 8A. Controls and Procedures.
     As of the end of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy our disclosure obligations under the Exchange Act. There were no significant changes in our internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.
Item 8B. Other Information.
     No event occurred during the fourth quarter of 2004 that would have required disclosure in a report on Form 8-K.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
     All of our managers serve as officers of CFSI and receive salaries from CFSI as more fully described in Item 12 of this Report. Our managers also serve as our officers as follows:

Name	Age	Position
Walt Collins	60	Chief Executive Officer
Larry Vasbinder	38	Chief Financial Officer
Gary E. Wood, Ph.D.	61	Secretary
     Walt Collins. Since 1996, Mr. Collins has been the Chairman of the Board and Chief Executive Officer of CFSI. In the early 1980’s Mr. Collins worked as a consultant to numerous financial institutions and he assisted in the securitization, sale and restructuring of their mortgage portfolios. In 1985, he joined Capitol Securities Group in Austin, Texas, as the partner in charge of Mortgage-Backed Securities Trading and Research. In 1989, Mr. Collins was instrumental in the formation of Capitol’s Structured Finance Division. Additionally, he represented Capitol Securities in numerous seminars, and tutored new bank examiners on investment topics at the request of the State Banking Department. Mr. Collins left Capitol in the fall of 1993 to develop an asset management firm and act as investment banker and institutional marketing director for a member of the collection and recovery industry where his primary responsibilities were in structured finance and the raising of venture capital. In 1996, Mr. Collins developed CFSI to bring the opportunities of the distressed debt industry, previously limited to major capital outlays, to those who prefer to purchase in lesser increments. Mr. Collins has served as a director of the Bank of the West in Austin and the Texas Research League. He is now President of the Board of Travis County Texas Municipal Utility District No. 5.
     Larry Vasbinder. Mr. Vasbinder has served as Chief Financial Officer of CFSI since 1998. He has served as Chief Operating Officer of CFSI since 2000. He has also served in senior management for TxCollect, Inc., a Texas corporation with its principal office located in Austin, Texas. He started his career with three years of service in the tax department of the Austin office of KPMG Peat Marwick (1991 to 1993). Subsequently he spent five years as Controller for Bradley Development, a real estate development company based in Austin, Texas. Mr. Vasbinder graduated with honors in 1989 from Baylor University with a B.B.A. degree, and received his M.B.A. from Baylor in 1990.
     Gary E. Wood, Ph.D. Dr. Wood served as Executive Vice President of CFSI from April 1997 through January 2001. Since January 2001 he has served as president of CFSI. He has also served in senior management for TXCollect since 1997. He served with the U.S. Air Force and the Central Intelligence Agency (from 1968 to 1971); served as Staff Economist for Senator John Tower (1980 to 1982); was named Chief Economist of the Republican Policy Committee, U.S. Senate (1981 to 1982); was a Finance Professor and Director of Governmental Affairs at Baylor University (1979 to 1980; and is former two term Director of the Federal Reserve Bank of

Dallas. He also served as a member of the Regional Advisory Oversight Board of the R.T.C., and was appointed by President Reagan to the board of the Harry S. Truman Scholarship Foundation. Prior to joining CFSI, Dr. Wood served as President of the Texas Research League. He earned his Ph.D. in Banking and Finance from the University of Texas at Austin. Dr. Wood also served as a director of Boundless Corporation, which filed for Chapter 11 protection in the Eastern District of New York under file number 03-81558. Since 2001 he has served in various capacities for the Debt Buyers Association.
     Committees
     To date, we have not established a compensation or audit committee. Our audit committee and compensation committee will consist of the members of our managers. None of these individuals qualify as independent.
     Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Exchange Act requires the Company’s directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent beneficial shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by the Company during or with respect to the year ended December 31, 2004, no persons subject to section 16(a) have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended December 31, 2004.
     Code of Ethics Disclosure
     We have not adopted a Code of Ethics for Financial Executives, which include our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required for listed issuers by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.
Item 10. Executive Compensation.
     None of our managers shall be compensated; however, we may reimburse any manager for reasonable out of pocket expenses incurred in carrying out his duties as manager as these expenses are incurred, subject to a maximum of $5,000 per year per manager. All of our managers serve as officers of CFSI and receive salaries from CFSI as more fully described in Item 12 of this Report.
Item 11. Security Ownership of Certain Beneficial Owners and Management.
     We have not issued any Class A Membership Units. The following table contains information about the beneficial ownership of our Class B Membership Units for each member known by us to own beneficially more than 5% of our Units; each of our managers; and all managers as a group. Our managers do not own any Class A Membership Units. The address for each beneficial owner is 2101 West Ben White Boulevard, Suite 103, Austin, Texas 78704.

		Percentage of
	Units	Units
	Beneficial	Beneficially
Name of Beneficial Owner	Owned(2)	Owned(2)
Walter A. Collins(1)(2)	1	100%
Gary E. Wood	0	0
Larry Vasbinder	0	0
Collins Financial Services, Inc. (1)(2)	1	100%
All managers as a group (3 persons) (1)(2)	1	100%

(1)	Walt Collins has voting control of CFSI. Beneficial ownership is determined in accordance with the rules of the SEC.

(2)	Represents a Class B Membership Unit.
Item 12. Certain Relationships and Related Transactions.
1)	Our Operating Agreement provides for CFSI to provide us with specific services on a fee for services basis. which shall be on terms no less favorable than could be obtained from an unaffiliated third party and which shall be approved by a majority of the Managers. All of our managers are affiliates of CFSI. Specifically, Walt Collins serves as the chairman of the board and chief executive officer of CFSI. The sole shareholder of CFSI is Collins USA. Mr. Collins is a majority shareholder of Collins USA. Dr. Wood currently serves as president of CFSI and is a minority shareholder of Collins Financial Services USA. Mr. Vasbinder currently serves as chief financial officer and chief operating officer of CFSI and is also a minority shareholder of Collins USA.

2)	Collins USA has formed two limited partnerships in which it has acquired the general partnership interest. For each of these limited partnerships, CFSI provides management services. Additionally, CFSI and TxCollect provide acquisition, collection and sale services to the limited partnerships as governed by the limited partnership agreements. The limited partnerships are structured so that after the limited partners receive a target return of capital, the remaining profits of the limited partnership are shared between the general partner and the limited partners. These limited partnerships are considered related parties.

3)	All of our managers receive salaries from CFSI. Mr. Collins currently receives an annual base salary of $300,000. Dr. Wood currently receives an annual base salary of $240,000 and Mr. Vasbinder currently receives an annual base salary of $240,000. The executives also receive certain performance bonuses, payable at the discretion of the board of directors of CFSI. Historically, CFSI has paid bonuses to its executives to reward revenue growth, increased profitability, new acquisitions and new business development. For 2002, Mr. Collins received a bonus of $100,000 and Messrs. Wood and Vasbinder each received a bonus of $25,000. For 2003, Mr. Collins received $200,000 and Messrs. Wood and Vasbinder each received $50,000. These executives have recently entered into three year written employment agreements with CFSI which provide for the same compensation terms disclosed above.
4)	All of our managers were appointed under our Operating Agreement and shall serve until the earlier of their resignation, removal or death. In the event a manager breaches his fiduciary duty to our company or our members, or otherwise acts in a manner detrimental to our company, the other managers shall have the right to take such actions as may be required to remove him in accordance with the provisions of Delaware law and our Operating Agreement. CFSI, as our Class B member, has the right to elect new managers to replace any manager that has resigned or was removed or has left the company for any other reason.

5)	CFSI is our sole Class B member, which may entitle it to substantial distributions upon our liquidation. Upon our liquidation, CFSI maybe entitled to significant proceeds under the terms of our Operating Agreement. Pursuant to the Operating Agreement, CFSI shall be entitled to all remaining proceeds following our liquidation after: (1) payment of our debts and other liabilities; (2) payment of our incurred and expected expenses of liquidation; (3) the establishment of a reasonable reserve for contingent or unknown liabilities; (4) payment to the investors an amount up to their unpaid Investment Return of each investor in proportion to each of their unpaid Investment Return; and (5) payment of any capital account balance of the investors in proportion to their capital account balances.

6)	CFSI has incurred the cost of organizing our company and has incurred the legal fees and other out of pocket costs related to this prospectus and offering. Should this offering be completed, it is anticipated that we would reimburse CFSI for the costs incurred. Costs will be repaid without interest.

7)	We currently lease our executive offices on a month to month basis at no cost under an oral agreement with CFSI.
Item 13.Exhibits.

Exhibit
Number	Description
3.2	Limited Liability Company Operating Agreement(1)

31.1	Rule 13a-14(a)/15d-4(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-4(a) Certification of Principal Financial Officer

32	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

(1)	Filed as an Exhibit to Amendment 5 to the Registration Statement on Form SB-2 (File No. 333-113034) filed on October 26, 2004, and incorporated herein by reference.
Item 14. Principal Accountant Fees and Services.
     Fees to Auditors
     The Registered Independent Public Accounting Firm billed the Company $4,713 for the audit of the financial statement of the Company during 2004.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COLLINS RECEIVABLES, LLC

Date: November 21, 2005	/s/ Walt Collins
Principal Executive Officer and Manager

Date: November 21, 2005	/s/ Larry Vasbinder
Principal Accounting Officer, Principal Financial
Officer and Manager

Date: November 21, 2005	/s/ Gary E. Wood
Secretary and Manager

Report of Independent Registered Public Accounting Firm
To the Members of
Collins Receivables, LLC:
We have audited the accompanying balance sheet of Collins Receivables, LLC (the “Company”) as of December 31, 2004 and the related statements of operations, member’s equity, and cash flows for the period from January 8, 2004 (Inception) through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collins Receivables, LLC as of December 31, 2004, and the results of its operations and its cash flows for the period from January 8, 2004 (Inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.
Helin, Donovan, Trubee & Wilkinson, LLP
Austin, Texas
November 15, 2005

COLLINS RECEIVABLES, LLC
BALANCE SHEET
As of December 31, 2004

ASSETS
Cash and cash equivalents	$108,036

Current assets	108,036

TOTAL ASSETS	$108,036

LIABILITIES AND MEMBER’S EQUITY

Accounts payable- Collins Financial Services, Inc.	$245,106
Members units subscribed	107,000

Total liabilities	352,106

Member’s capital	$(244,070)

Total member’s equity	(244,070)

TOTAL LIABILITIES AND MEMBER’S EQUITY	$108,036

See accompanying notes and Report of Registered Independent Public Accounting Firm.

COLLINS RECEIVABLES, LLC
STATEMENT OF OPERATIONS
Period from January 8, 2004 (Inception) through December 31, 2004

REVENUES
Sales proceeds on owned receivables	$—

Collections on owned receivables	—

—
Less: Basis in owned receivable sales and collection proceeds	—

Net Revenues	—

OPERATING COSTS AND EXPENSES
Collection services	—
Communication costs	—
Professional fees	—
Postage and delivery	—
General and administrative expense	245,118

Total operating costs and expenses	245,118

OTHER INCOME AND EXPENSE
Interest income	48

Total other income and expense	48

INCOME TAX EXPENSE	—

NET LOSS	$(245,070)

See accompanying notes and Report of Registered Independent Public Accounting Firm.

COLLINS RECEIVABLES, LLC
STATEMENT OF MEMBER’S EQUITY
Period from January 8, 2004 (Inception) through December 31, 2004

	Member’s Equity
		Member’s
	Number	contributed	Retained
	of Units	capital	Earnings	Total
Balance at Inception	—	$—	—	$—

Member’s contributed capital	1	1,000	—	1,000

Net loss	—	—	(245,070)	(245,070)

Balance at December 31, 2004	1	$1,000	(245,070)	$(244,070)

See accompanying notes and Report of Registered Independent Public Accounting Firm.

COLLINS RECEIVABLES, LLC
STATEMENT OF CASH FLOWS
Period from January 8, 2004 (Inception) through December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(245,070)
Increase in accounts payable- Collins Financial Services, Inc.	245,106

Cash used in operating activities	36

CASH FLOWS FROM INVESTING ACTIVITIES	—

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s units subscribed	108,000

Cash provided by financing activities	108,000

NET INCREASE IN CASH	108,036

CASH AT INCEPTION	—

CASH AT DECEMBER 31, 2004	$108,036

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—

Interest paid	$—

See accompanying notes and Report of Registered Independent Public Accounting Firm.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 1 — ORGANIZATION AND BACKGROUND
Organization
     Collins Growth & Income Fund, LLC, a Delaware limited liability company, was formed in January 2004 and has no prior operating history. On September 7, 2004 the name was changed to Collins Receivables, LLC.
     The primary business purpose of Collins Receivables, LLC (“Company”) is to raise equity capital from the sale of membership units (“Units”) and to use substantially all of the net proceeds and future operating revenues to purchase defaulted and charged-off consumer receivables (“Receivables”). The sole member of the Company is Collins Financial Services, Inc., (“CFSI”). CFSI is a receivables servicing firm based in Austin, Texas that has conducted this business since 1996 and an affiliated entity of the Company. The Company’s fiscal year end will be based on the calendar year and will end on December 31 of each year.
Nature of Operations
     The Company will acquire defaulted receivables that have been charged-off by the original creditor. The acquisitions of the defaulted receivables are expected to be made at significant discounts with the intent of collecting or selling some of the accounts and earning a profit. The Company is a manager managed limited liability company and its managers are presently officers of CFSI. CFSI is compensated for its services to the Company by a series of fees specified in the operating agreement.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the financial services industry. The following summarizes the more significant of these policies.
Purchase of Defaulted Receivables
     The Company anticipates purchasing defaulted receivables at a substantial discount from the uncollected principal balance of the loans.
     FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires that discounts be recognized as an adjustment of yield over a loan’s life.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Purchase of Defaulted Receivables (continued)
     Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, further addresses amortization of discounts on certain acquired loans, which involves intertwining issues of amortization of discount, measurement of credit losses, and recognition of interest income. At the purchase date, defaulted receivables are initially separated into classifications of available-for-sale and held-for-collection. The purchase price is assigned to each classification on an estimated relative fair value basis.
     The loan pools are accounted for at the contractual principal balance with a related purchase discount which nets to the relative fair value assigned at the purchase date.
     Defaulted receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff (held for collection) are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts and net of purchase discounts.
     Defaulted receivables classified as available-for-sale are recorded at the lower of cost or market with any subsequent adjustments reflected as an adjustment to equity (other comprehensive income) in the period recorded. Upon sale, the proceeds are included in revenues and the remaining basis in the pool of loans sold are included the basis of owned receivables sold on the income statement.
     At the time of acquisition, the sum of the acquisition amount of the loan and the discount to be amortized should not exceed the undiscounted future cash collections that are both reasonably estimable and probable. The discount on an acquired loan should be amortized over the period in which the payments are probable of collection only if the amounts and timing of collections, whether characterized as interest or principal, are reasonably estimable and the ultimate collectibility of the acquisition amount of the loan and the discount is probable. If these criteria are not satisfied, the loan should be accounted for using the cost-recovery method. The Company anticipates the majority of the defaulted receivables acquired will be accounted for using the cost recovery method.
     Cash collections on receivables recorded as held-for-collection are recorded as revenue in the period received. Application of the cost-recovery method requires that any amounts received be applied first against the recorded amount of the loan (as basis in owned receivables collected); when that amount has been reduced to zero, any additional amounts received are recognized as income.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Purchase of Defaulted Receivables (continued)
     The cost-recovery method should be used until it is determined that the amount and timing of collections are reasonably estimable and collection is probable. If the remaining amount that is probable of collection is less than the sum of the acquisition amount less collections and the discount amortized to date, then either the loan should be written down or an allowance for uncollectibility related to that loan should be recognized. If the remaining amount that is probable of collection is greater than that sum, then the difference between that sum and the revised amount that is probable of collection should be amortized on a prospective basis over the remaining life of the loan.
Allowance for Losses on Receivables
     The carrying value of receivables will be reviewed regularly (at least quarterly) by management and any permanent impairment is included as an additional charge to the basis of receivables in the period discovered.
     Allowance for losses on receivables is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on CFSI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. There was no allowance for losses on receivables at December 31, 2004.
Sale of Receivables with Recourse
     Sales of receivables are accounted for as sales, when control over the assets has been surrendered. Gains and losses from sales of defaulted receivables are recognized upon settlement with investors. Sales of defaulted receivables typically provide the purchaser the right to have the Company repurchase selected receivables for a pre-determined period of time after the sales date based on pre-determined criteria or warranties provided in the sales agreement. The Company sets aside an estimated liability for the repurchase obligation at the sales date. The Company accounts for the repurchase of defaulted receivables sold as a reduction of sales revenue in the period in which the repurchase occurs.
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Cash and Cash Equivalents
     The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions that have high credit ratings.
Financial instruments and credit risk
     Financial instruments that potentially subject the Company to credit risk include cash and cash equivalents, receivables and investments in defaulted receivables. Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Although the balances in these accounts may exceed the federally insured limit from time to time, the Company has not incurred losses related to these deposits and intends to utilize banks with high financial stability. Accounts receivable are generally unsecured. With respect to accounts receivable, the Company performs ongoing credit evaluations of customers and generally do not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.
     The amounts reported for cash and cash equivalents, are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.
Income Taxes
     The Company has been organized as a Partnership under the provisions of the Internal Revenue Code. As a result, the members of the Company pay all Federal income tax expense. There is a risk that the Company would be classified as a publicly traded partnership by the Internal Revenue Service. In so classified, the Company would be taxed as a corporation for federal income tax purposes. For entities taxed as corporations, income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.
     The Company is subject to state and local income taxes that range from 1.9% to 9.3% of income earned in each jurisdiction. The majority of the Company’s revenue will be considered Texas gross receipts and will be subject to a tax of 4.5% of Federal taxable income
Comprehensive Income
     SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available for sale defaulted receivables and is presented in the consolidated statement of changes in stockholder’s equity.
NOTE 3 — INVESTMENT IN DEFAULTED RECEIVABLES
     At December 31, 2004 there had been no purchases of defaulted receivables. The Company intends to purchase defaulted receivables in the future.
NOTE 4 — INCOME TAXES
     The Company expects that any income or loss will be classified as ordinary “passive” income or loss to the holders of the Units for Federal Income Tax purposes. However, the Company has not requested, and will not request, a ruling from the Internal Revenue Service to that effect.
NOTE 5 — MEMBERSHIP UNITS
     The Company is in the process of offering a minimum of 2,500 and a maximum of 25,000 class A membership units (“Units”). Each Unit represents a $1,000 equity interest. The Units are not callable or redeemable. As such, the Units will increase equity in the accompanying balance sheet when they are sold. The Company expects to pay 9.375% of the amounts collected plus between $275,000 and $325,000 as fees and costs to complete this transaction. Until the Company raises the minimum of $2,500,000 from the sales of membership units, the amounts received are subject to repayment and have been classified as a liability on the balance sheet.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 5 — MEMBERSHIP UNITS (Continued)
     The Company’s operating agreement provides for a non-compounded cumulative 10.25% annualized return on the capital contributed (the “Invested Capital”), to be paid quarterly with respect to the Units (except the Unit held by CFSI) to the extent of net available cash commencing with the end of the first full fiscal quarter following the closing of the minimum offering (the “Investment Return”). This is not a guaranteed yield.
     As the Receivables are collected, members will receive from collection proceeds, if any, an amount equal to any part of their unpaid Investment Return and/or their remaining capital account balance (as determined pursuant to the Limited Liability Company Operating Agreement). After receiving their Investment Return and/or their remaining capital account balance, the Members, will receive no further payments and any remaining collection proceeds will be distributed to CFSI.
     The Company intends to begin selling assets and distributing all available cash to Members (to the extent of their unpaid Investment Return and capital account Balance) beginning after the end of the fourth full year following the end of the offering, with the final distribution expected approximately six years after the termination of the offering. In all events, the Company will terminate and be liquidated no later than eight years from the date of the closing of the minimum offering.
     Members of our company have limited voting rights pursuant to our operating agreement. Members may vote only with respect to certain fundamental organizational matters affecting our company or the Units and are not entitled to any voice in our other operations or policies.
     Under the operating agreement, the Company may issue up to 30,000 class A Units and one (1) class B membership unit. As of December 31, 2004, one class B unit was outstanding, which is held by CFSI. There were no class A units outstanding at December 31, 2004. Consequently, assuming a sale of the maximum of 25,000 Units offered, the Company could sell up to an additional 5,000 Units in the future without seeking investor approval. The sale of additional Units, or rights to purchase additional Units, could reduce the amount of any distributions that the Company may make to the purchasers of the current offering during operations or in liquidation.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 6 — COMMITMENTS
Litigation
     The Company is not a party to any legal proceedings, and is unaware of any contemplated actions.
Repurchase Commitments
     The Company often assumes a responsibility to repurchase defaulted receivables sold if they are found not to meet certain criteria expressed by the purchase documents. At December 31, 2004 the Company had not entered into any such transactions.
Repayment of Funds Advanced by CFSI
     CFSI has incurred the cost of setting up the corporate entity (Collins Growth & Income Fund, LLC) and has incurred the legal fees and other out of pocket costs related to the initial capital placement. Should the offering be completed by the Company, it is anticipated that the Company would reimburse CFSI for the costs incurred with the corporate formation and fundraising. At December 31, 2004 costs incurred by CFSI on the Company totaled $245,106 and have been expensed by the Company as general and administrative expenses.
NOTE 7 — RELATED PARTY TRANSACTIONS
     The Company is party to transactions with affiliates related through ownership interest or management agreement in the normal course of business. Some of the more significant related party transactions follow:
     CFSI is compensated for its services to the Company by a series of fees specified in the operating agreement.
     In consideration for the services of CFSI regarding Receivables, the following fees will be paid to CFSI:
          (1) An “Acquisition Fee” in an amount deemed by the Company to be appropriate, but in no event to exceed 5% of the purchase price of Receivables identified by CFSI and acquired for the Company paid simultaneously with the acquisition of such Receivables.
          (2) A “Sales Fee” in an amount deemed by the Company to be appropriate, but in no event to exceed 20% of the gross proceeds received from sale, on a retail or wholesale

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004
NOTE 7 — RELATED PARTY TRANSACTIONS (continued)
     basis, of Receivables resulting from the efforts of CFSI (whether paid in cash or property other than cash), payable immediately upon receipt of such proceeds.
          (3) A “Collections Fee” in an amount deemed by the Company to be appropriate, but in no event to exceed 50% of the gross proceeds resulting from efforts of CFSI to collect the Receivables (whether paid in cash or property other than cash) owned by the Company other than as a result of third party collection efforts. The Collections Fee shall be payable immediately upon receipt of such gross proceeds.
     The Company, without cause, for any reason, commencing three years after the effective date of the operating agreement, may terminate it at any time, by giving written notice of such termination to CFSI. If the Company terminates CFSI, CFSI will be entitled to all fees earned prior to the effective date of termination.
NOTE 8 — LIQUIDITY
     The operating capital for the Company will come from the net proceeds of the sales of Membership Units and revenue from receivables collections and resale of defaulted receivables. Until the Company has successfully raised funds through the sales of Membership Units, the proceeds necessary to operate are expected to be advanced by CFSI.

Report of Independent Registered Public Accounting Firm
The Board of Directors
Collins Financial Services USA, Inc.:
We have audited the accompanying consolidated balance sheets of Collins Financial Services USA, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003 and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collins Financial Services USA, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Helin, Donovan, Trubee & Wilkinson, LLP

Austin, Texas
April 2, 2005, except for Note 15 for which the date is November 15, 2005

COLLINS FINANCIAL SERVICES USA, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003

	2004	2003
ASSETS
Cash and cash equivalents	$2,519,822	$392,818
Accounts receivable, related parties (Note 12)	119,468	600,086
Accounts receivable, partnership distribution	605,111	—
Accounts receivable trade, net	50,011	289,943
Investment in defaulted receivables (Note 4)	16,351	1,302,101
Current tax receivable	—	178,807
Prepaid expenses	—	23,545

Current Assets	3,310,763	2,787,300

Investments in Partnerships (Note 7)	38,326	38,326
Notes receivable, related parties (Note 12)	—	100,000
Property and equipment, net (Note 5)	2,196,173	748,552
Other assets	136,761	44,841

TOTAL ASSETS	$5,682,023	$3,719,019

LIABILITIES AND STOCKHOLDER’S EQUITY
Accounts payable	$601,613	$165,246
Accounts payable, investors (Note 3)	2,475,663	513,840
Deferred rent payable	99,095	112,482
Accrued expenses	1,329,971	1,482,767
Deferred tax payable (Note 8)	104,064	19,064
Line of credit payable (Note 10)	—	538,407
Current portion of capital lease obligation (Note 11)	71,625	—
Current portion of notes payable (Note 10)	3,388	27,407

Current liabilities	4,685,419	2,859,213

Capital lease obligation, less current portion (Note 11)	85,832	—
Notes payable, less current portion (Note 10)	—	112,061

TOTAL LIABILITIES	4,771,251	2,971,274

COMMITMENTS AND CONTINGENCIES (Note 11)	—	—

STOCKHOLDERS’ EQUITY (Notes 6, 12 and 14)
Preferred stock, par value $.01 per share, 1,000,000 shares authorized, none issued or outstanding
Common stock, par value $.01 per share, 10,000,000shares authorized, 2,141,224 shares issued and outstanding at December 31, 2004 and 2003	21,413	21,413
Additional paid in capital	758,561	758,561
Notes receivable from stockholders’	(354,250)	(354,250)
Retained earnings	485,048	322,021

TOTAL STOCKHOLDERS’ EQUITY	910,772	747,745

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,682,023	$3,719,019

See accompanying notes and Report of Independent Registered Public Accounting Firm.

COLLINS FINANCIAL SERVICES USA, INC.
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2004 and 2003

	2004	2003
REVENUES
Sales fees on affiliate owned receivables (Notes 12 and 13)	$4,558,681	$2,436,895
Collection fees on affiliate owned receivables (Notes 12 and 13)	6,269,095	6,332,967
Collection fees on third-party receivables	5,586,131	537,841
Acquisition fees and other income (Notes 12 and 13)	747,860	745,337
Interest income on student loans	—	46,465
Sales proceeds on owned receivables	3,611,266	6,878,873
Collections on owned receivables	253,496	331,899
Gain on partnership distribution	605,111	—

	21,631,640	17,310,277
Less: Basis in owned receivable sales and collection proceeds	2,969,744	5,304,209

Net revenues	18,661,896	12,006,068

OPERATING COSTS AND EXPENSES
Payroll and related expenses	8,816,268	7,438,553
Collection services	3,160,868	1,659,764
Interest Expense	50,499	62,122
Communication costs	619,831	214,367
Occupancy costs	402,467	250,852
Professional fees	443,150	216,505
Postage and delivery	1,235,543	355,307
Travel, meals, and entertainment	153,776	140,172
Depreciation and amortization (Note 5)	441,714	218,620
General and administrative expense	3,067,331	1,023,228

Total operating costs and expenses	18,391,447	11,579,490

INCOME BEFORE INCOME TAX EXPENSES	270,449	426,578

INCOME TAX EXPENSE (Note 8)	107,422	125,737

NET INCOME	$163,027	$300,841

See accompanying notes and Report of Independent Registered Public Accounting Firm.

COLLINS FINANCIAL SERVICES USA, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
Years Ended December 31, 2004 and 2003

		Common Stock
				Notes
				Receivable	Additional	Retained
	Preferred	Number		from	Paid in	Earnings
	Stock	of Shares	Amount	Shareholders’	Capital	(Deficit)	Total
Balance at December 31, 2002	$—	2,591,143	$25,912	(354,250)	1,203,981	246,140	$1,121,783

Repurchase and cancel shares	—	(449,919)	(4,499)	—	(445,420)	(224,960)	(674,879)

Net income	—	—	—			300,841	300,841

Balance at December 31, 2003	$—	2,141,224	$21,413	(354,250)	758,561	322,021	$747,745

Net income	—	—	—	—	—	163,027	163,027

Balance at December 31, 2004	$—	2,141,224	$21,413	(354,250)	758,561	485,048	$910,772

See accompanying notes and Report of Independent Registered Public Accounting Firm.

COLLINS FINANCIAL SERVICES USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2004 and 2003

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,027	$300,841
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,714	218,620
Provision for loss on student loans	—	(108,798)
(Increase) decrease in:
Accounts receivable	115,439	159,917
Prepaid expenses	23,545	(21,223)
Investments in defaulted receivables	1,285,750	(536,988)
Other assets	(91,920)	30,107
Current tax receivable	178,807	(178,807)
Increase (decrease) in:
Deferred rent payable	(13,387)	57,288
Deferred taxes payable	85,000	—
Accounts payable and accrued expenses	2,245,394	968,300

	4,270,342	588,416

NET CASH PROVIDED BY OPERATING ACTIVITIES	4,433,369	889,257

CASH FLOWS FROM INVESTING ACTIVITIES
Distributions from investments in partnerships	—	1,000
Notes receivable issued, related parties	—	(100,000)
Notes receivable repaid, related parties	100,000	128,072
Principal received from student loans	—	90,000
Investments in partnerships	—	(10,480)
Acquisition of Harker Heights property and equipment	(350,012)	—
Acquisition of property and equipment	(1,335,323)	(310,409)

	(1,585,335)	(201,817)

CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase stock	—	(674,879)
Decrease in line of credit payable	(538,407)	252,148
Payments on capital lease obligations	(46,543)	—
Decrease in note payable	(136,080)	(100,532)

	(721,030)	(523,263)

NET INCREASE IN CASH	2,127,004	164,177
CASH AT BEGINNING OF YEAR	392,818	228,641

CASH AT END OF YEAR	$2,519,822	$392,818

COLLINS FINANCIAL SERVICES USA, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
Years Ended December 31, 2004 and 2003
Continued

	2004	2003
SUPPLEMENTAL DISCLOSURE
Income taxes paid	$40,000	$266,656

Interest Paid	$50,499	$62,122

Non-Cash Items

Notes payable settled with student loans	$—	$1,890,546

Equipment acquired under capital lease	$204,000	$—

See accompanying notes and Report of Independent Registered Public Accounting Firm.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 1 — ORGANIZATION AND BACKGROUND
Organization
Collins Financial Services USA, Inc., a Texas corporation, was formed in 1997. Collins Financial Services USA, Inc. has two consolidated subsidiaries: Collins Financial Services, Inc. and Paragon Way, Inc., formerly known as TxCollect. Both of the entities are headquartered in Austin, Texas. Paragon Way, Inc. also owns general partnership interests in two limited partnerships.
Nature of Operations
Collins Financial Services USA, Inc. and its subsidiaries (collectively the “Company”) acquire defaulted receivables that have been charged-off by the original creditor. The acquisitions of the defaulted receivables are made at significant discounts with the intent of collecting or selling some of the accounts to unaffiliated entities and earning a profit. The Company also acquires, collects, and sells accounts on behalf of the limited partnerships referred to above and for third parties on a fee basis. The Company’s clients and customers are located throughout the United States of America.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The accounting and reporting policies of the Company conform to U.S. generally accepted accounting principles (GAAP) and to general practices within the financial services industry. The following summarizes the more significant of these policies.
Basis of Financial Statements
The consolidated financial statements include the accounts of Collins Financial Services USA, Inc., its wholly owned subsidiaries, Collins Financial Services, Inc., and Paragon Way, Inc., as of and for the years ended December 31, 2004 and 2003. Collins Financial Services USA, Inc. also owns 1% of two general partnership interests which are accounted for using the equity method.
Revenue Recognition
The Company generates revenues from collection and sale of defaulted receivables as well as from acquisition, sales and collection fees on affiliates’ defaulted receivables.
Acquisition Fees
Acquisition fees are charged to investors as defaulted receivables pools are purchased by the Company on behalf of the investor and are typically 5% of the purchase price. The amount of the acquisition fee is determined by the management agreement. Acquisition fees are recognized when received by the Company and all services pertaining to the purchase have been completed.
Sales Fees
Sales fees of up to 20% of the sales proceeds are received when a group of defaulted receivables are sold by the Company on behalf of an investor. The actual amount of the sales fee is determined for each sale based on the investor management agreement, subject to the aforementioned limit. Sales fees are recognized when received by the Company and all requirements of the sales agreement have been completed.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Collection Fees
The Company collects defaulted receivables on behalf of investor and retains up to 50% of the collected amount as a fee for their service. Contingent collection fees are recognized when receivables are collected in cash by the Company.
Purchase of Defaulted Receivables
The Company purchases defaulted receivables at a substantial discount from the uncollected principal balance of the loan.
FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires that discounts be recognized as an adjustment of yield over a loan’s life. Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, further addresses amortization of discounts on certain acquired loans, which involves intertwining issues of amortization of discount, measurement of credit losses, and recognition of interest income.
At the purchase date, defaulted receivables are initially separated into classifications of available-for-sale and held-for-collection. The purchase price is assigned to each classification on an estimated relative fair value basis. The loan pools are accounted for at the contractual principal balance with a related purchase discount which nets to the relative fair value assigned at the purchase date.
Defaulted receivables that management has the intent and ability to hold for the foreseeable future or until maturity or payoff (held for collection) are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts and net of purchase discounts.
Defaulted receivables classified as available-for-sale are recorded at the lower of cost or market with any subsequent adjustments reflected as an adjustment to equity (other comprehensive income) in the period recorded. Upon sale, the proceeds are included in revenues and the remaining basis in the pool of loans sold is included in the basis of owned receivables sold on the income statement.
At the time of acquisition, the sum of the acquisition amount of the loan and the discount to be amortized should not exceed the undiscounted future cash collections that are both reasonably estimable and probable. The discount on an acquired loan should be amortized over the period in which the payments are probable of collection only if the amounts and timing of collections, whether characterized as interest or principal, are reasonably estimable and the ultimate collectibility of the acquisition amount of the loan and the discount is probable. If these criteria are not satisfied, the loan should be accounted for using the cost-recovery method. At December 31, 2004, all of the Company’s defaulted receivables are being accounted for using the cost recovery method.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Cash collections on receivables recorded as held-for-collection are recorded as revenue in the period received. Application of the cost-recovery method requires that any amounts received be applied first against the recorded amount of the loan (as basis in owned receivables collected); when that amount has been reduced to zero, any additional amounts received are recognized as income.
The cost-recovery method is used until it is determined that the amount and timing of collections are reasonably estimable and collection is probable. If the remaining amount that is probable of collection is less than the sum of the acquisition amount less collections and the discount amortized to date, then either the receivable will be written down or an allowance for uncollectibility related to that receivable will be recognized. If the remaining amount that is probable of collection is greater than that sum, then the difference between that sum and the revised amount that is probable of collection will be amortized on a prospective basis over the remaining life of the loan.
Allowance for Losses on Receivables
The carrying value of receivables is reviewed regularly by management and any permanent impairment is included as an additional charge to the basis of receivables in the period discovered.
Allowance for losses on receivables is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on the Company’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions.
Sale of Receivables with Recourse
Sales of receivables are accounted for as sales, when control over the assets has been surrendered. Gains and losses from sales of defaulted receivables are recognized upon settlement with investors. Sales of defaulted receivables typically provide the purchaser the right to have the Company repurchase selected receivables for a pre-determined period of time after the sales date based on pre-determined criteria or warranties provided in the sales agreement. The Company sets aside an estimated liability for the repurchase obligation at the sales date. The Company accounts for the repurchase of defaulted receivables sold as a reduction of sales revenue in the period in which the repurchase occurs.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Financial instruments and credit risk
Financial instruments that potentially subject the Company to credit risk include cash, accounts receivable and investments in defaulted receivables (See Note 6). Cash is deposited in demand accounts in federally insured domestic institutions to minimize risk. Although the balances in these accounts exceed the federally insured limit from time to time (approximately $2,451,000 and $293,000 at December 31, 2004 and 2003, respectively), the Company has not incurred losses related to these deposits. Accounts receivable are generally unsecured. With respect to accounts receivable, the Company performs ongoing credit evaluations of customers and generally does not require collateral. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary.
The amounts reported for cash equivalents, receivables, notes payable, accounts payable and accrued liabilities are considered to approximate their market values based on comparable market information available at the respective balance sheet dates and their short-term nature.
Credit Policy
The Company frequently advances funds for a short period of time to clients in order to facilitate the collection process or provide short term financing of acquisition costs. Management carefully monitors its client relationships in order to minimize its credit risk and generally does not require collateral. In most cases the funds advanced are collected from the cash flows of collections and sales.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an initial maturity of three months or less to be cash equivalents. These financial instruments potentially subject the Company to concentrations of credit risk. The Company minimizes this risk by dealing with major financial institutions that have high credit ratings.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation. Depreciation is provided over the estimated useful life of each class of assets using the straight-line method. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. When property is sold or retired, the cost and related accumulated depreciation are removed from the balance sheet and any gain or loss on the transaction is included in the statement of income. The Company reviews long-lived assets for impairment, based on the estimated undiscounted future cash flows, whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes
Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset in which the Company is not able to determine on a more likely than not basis that the deferred tax asset will be realized.
Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income and its components in financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income consists of net earnings, the net unrealized gains or losses on available for sale defaulted receivables and is presented in the consolidated statement of changes in stockholder’s equity.
Stock Based Compensation
The Company applies the intrinsic value-based method for its fixed plan employee stock options. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. The Company discloses the pro-forma effects on operations as if the options were issued at fair value.
If the Company had elected to recognize compensation cost based on the fair value of options at the grant date, the net income for the year ended December 31, 2004 would have decreased to the pro-forma amounts indicated below:

	2004	2003
Net income as reported	$163,027	$300,841
Deduct: Total stock-based employee compensation determined under the fair value based method for all awards, net of tax benefit	(5,000)	(5,000)

Pro-forma net income	$158,027	$295,841

The fair value for options was estimated at the date of grant using the minimum value method with the following weighted average assumptions: risk free interest rate of 4.0%, a dividend yield of 0%, and an expected life of the options of 4 years. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The per share weighted average fair value of stock options granted was approximately $0.22 per share. All of the options granted have been granted with exercise prices equal to the amount determined to be the fair value of the common stock at the date of grant for financial reporting purposes.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Recently Issued Accounting Pronouncements
In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.
In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.
The adoption of this statement resulted in the disclosure of the pro-forma fair value impact of stock options as if the fair value method of accounting for stock options had been used.
In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS No. 150 establishes standards for how an issuer measures certain financial instruments with characteristics of both liabilities and equity and requires that an issuer classify a financial instrument within its scope as a liability (or Asset in some circumstances). SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective and adopted by the Company on July 1, 2003. As we have no such instruments, the adoption of the Statement did not have an impact on our financial statements.
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. We voluntarily elected early adoption of Interpretation No. 46. As we have no such entities, the adoption of the Statement did not have an impact on our financial statements.
In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement eliminates the alternative to use APB Opinion 25 intrinsic value method of accounting permitted under FASB Statement No. 123. This Statement revises FASB Statement No. 123 to require public and non-public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. The grant date fair value of employee share options and other similar instruments will be estimated using option pricing models adjusted for the unique characteristics of those instruments. The compensation cost of the award will be recognized over the requisite service period.
This Statement is effective for non public—as of the beginning of the annual reporting period that begins after December 15, 2005. The adoption of this in 2006 will result in the Company recording an expense with a corresponding credit to common stock additional paid in capital for employee stock options granted as they vest.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 3 — FUNDS HELD ON BEHALF OF CLIENTS
In the course of the Company’s regular business activities as a provider of collection services, the Company receives clients’ funds arising from the collection of accounts placed with the Company. These funds are placed in the Company’s general operating account and are generally remitted to clients within 30 days. Funds held on behalf of clients totaling approximately $2,476,000 and $514,000 at December 31, 2004 and 2003, respectively has been included in accounts payable to investors for financial statement presentation.
NOTE 4 — INVESTMENT IN DEFAULTED RECEIVABLES
The Company owned defaulted receivables with an uncollected principal balance of approximately $332,000 and $48,892,000 on December 31, 2004 and 2003, respectively. The carrying amount of these defaulted receivables was reduced to $16,351 and $1,302,101 at December 31, 2004 and 2003, respectively, by utilizing the cost recovery method of accounting. Future collections on these defaulted receivables will be applied to the existing balances. When the balance of defaulted receivables is reduced to zero (on a pool purchased basis) the Company will record subsequent collections as income.
NOTE 5 — PROPERTY AND EQUIPMENT
Property and equipment consisted of the following at December 31, 2004 and 2003:

	2004	2003
Furniture and equipment	$2,165,264	$852,518
Leasehold improvements	1,132,216	555,127

	3,297,480	1,407,645

Accumulated amortization and depreciation	(1,101,307)	(659,093)

	$2,196,173	$748,552

Amortization and depreciation charged to operations amounted to $441,714 and $218,620 for the year ended December 31, 2004 and 2003, respectively.
Acquisition of Harker Heights, Ltd.
On March 1, 2004, the Company completed the purchase of the assets of a collection center located in Harker Heights, Texas for $350,000. The Company also agreed to assume an operating lease on the facility and assumed certain accrued compensation for paid leave and possible severance for employees of the seller affiliated with the collection center. Total purchase price is related to fixed assets and is included within the Company’s fixed asset balances.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 6 — STOCK TRANSACTIONS
During 2002, the Company issued shares of stock to certain officers of the Company under the stock option plan. The Company has financed these stock purchases by issuing the officers and directors notes receivable totaling $354,250. These notes are secured by the stock certificates; bear interest at 6% per annum payable quarterly with all principal due and payable on September 30, 2005. Because the notes were issued in connection with the purchase of stock they have been included as a component of stockholders’ equity at December 31, 2004 and 2003.
Simultaneously with the issuance of the stock and notes the voting rights of the stock acquired were contributed to a voting trust. The voting trust will terminate on September 15, 2012, unless terminated earlier under the provision of the voting trust agreement. The voting trust provides for Walt Collins, Chairman of the Company, to vote these shares.
In 2003, the Company repurchased and cancelled 449,919 shares of stock for a purchase price of $1.50 per share ($674,879). After this repurchase Walt Collins controls the voting rights representing 63.3% voting interest in the Company.
NOTE 7 — INVESTMENTS IN PARTNERSHIPS
The Company has formed two limited partnerships in which it has acquired the general partnership interest. For each of these limited partnerships, the Company provides management services. Additionally, the Company provides acquisition, collection and sale services to the limited partnerships as governed by the limited partnership agreements. The limited partnerships are structured so that after the limited partners receive a target return of capital, the remaining profits of the limited partnership are shared between the general partner and the limited partners. These limited partnerships are considered related parties (see Note 12).
A summary of the Company’s investment in partnerships follow:
As of December 31, 2004

		Contractual	Carrying
		Principal	Amount of
	Carrying	Balance Under	Managed
	Amount of	Management	Assets
Partnership	Investment	(Unaudited)	(Unaudited)
Partnership Interests:
IRF Capital Fund III, L.P.	$1,000	$1,910,046	$2,229
TxCollect/Thrift I, L.P.	37,326	224,117,803	3,152,806

Subtotal	38,326	226,027,849	3,155,035

Managed Portfolios	—	412,150,939	8,743,844

Total	$38,326	$638,178,788	$11,898,879

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 7 — INVESTMENTS IN PARTNERSHIPS (Continued)
As of December 31, 2003

		Contractual	Carrying
		Principal	Amount of
	Carrying	Balance Under	Managed
	Amount of	Management	Assets
Partnership	Investment	(Unaudited)	(Unaudited)
Partnership Interests:
IRF Capital Fund III, L.P.	$1,000	$19,052,052	$532,424
TxCollect/Thrift I, L.P.	37,326	389,069,908	5,835,369

Subtotal	38,326	408,121,960	6,367,793

Managed Portfolios	—	402,290,507	9,396,995

Total	$38,326	$810,412,467	$15,764,788

In addition to the partnership interests and the managed portfolios the Company is performing debt collection services for other investor pools. At December 31, 2004 and 2003 the Company had contractual principal balances from unrelated investors of approximately $1,854,222,000 and $439,978,000, respectively.
NOTE 8 — INCOME TAXES
Federal and state income tax expense totaled $107,422 and $125,737 for the years ended December 31, 2004 and 2003, respectively, as follows:

	2004	2003
Federal income tax expense:
Current	$20,000	$101,650
Deferred	85,000	12,000
State income tax expense	2,422	12,087

Total	$107,422	$125,737

Significant temporary differences that give rise to the deferred tax assets and liabilities as of December 31, 2004 and 2003 follow:

	2004	2003
Deferred tax assets:
Deferred rent	$36,365	$38,144

	36,365	38,144
Deferred tax liabilities:
Property and equipment	139,129	56,958
Accrued expenses	1,300	250

	140,429	57,208

Net deferred tax (liability)	$(104,064)	$(19,064)

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 8 — INCOME TAXES (Continued)
A reconciliation of the U.S. statutory income tax rate to the effective rate for the years ended December 31, 2004 and 2003 is as follows:

	Year Ended	Year Ended
	2004	2003
Tax at Federal Statutory rate of 35%	$94,657	$149,302
State income tax	8,113	7,857
Other items	4,652	(13,463)
Utilization of net operating loss carry forward for financial statement purposes	—	(17,959)

Income tax expense	$107,422	$125,737

NOTE 9 — EMPLOYEE BENEFITS
The Company has a 401(k) profit sharing plan (the Plan) and other employee health and benefit plans. The Plan allows all eligible employees to defer up to 10% of their income on a pretax basis through contributions to the Plan. The Company began making a contribution representing 25% of the first four (4%) percent contributed by employees. The matching amount was $9,283 and $15,670 at December 31, 2004 and 2003, respectively.
NOTE 10 — NOTES PAYABLE
Notes payable as of December 31, 2004 and December 31, 2003 consist of the following:

	December 31,	December 31,
	2004	2003
Note payable, unsecured, due in 2005	$3,388	$—
Note payable to a bank, secured by fixtures and equipment, payable in monthly installments of $2,571, including variable interest. Paid in full in 2004	—	139,648

	3,388	139,648
Less: current portion	(3,388)	(27,407)

Long-term portion	$—	$112,061

Line of Credit
The Company had a $1 million line of credit agreement with a bank with an outstanding balance of $538,407 at December 31, 2003. The line of credit agreement was terminated in December 2004.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 11 — COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s financial position, results of operation, and liquidity.
Lease Commitments
The Company leases equipment under certain capital leases. Interest expense under capital leases was approximately $6,000 for the year ended December 31, 2004. Included in property and equipment was approximately $204,000 of equipment under capital lease and accumulated amortization thereon of approximately $45,000.
The Company leases office space and equipment under operating leases. Lease expense was approximately $260,000 for the years ended December 31, 2004 and 2003. The total amount of base lease payments is being charged to expense on the straight-line method over the term of the lease.
Future minimum lease payments under noncancelable operating and capital leases (with initial or remaining lease terms in excess of one year) as of December 31, 2004 are as follows:

	Operating	Capital
	Leases	Leases
Year:
2005	$244,983	$78,498
2006	236,088	78,498
2007	229,477	11,321
2008	222,588	—
2009	191,168	—

Total minimum lease payments	$1,124,304	168,317

Less amounts representing interest at 5.5%		(10,860)

Obligations under capital lease		157,457
Less current portion of capital lease obligations		(71,625)

Obligations under capital lease, net of current portion		$85,832

Repurchase Commitments
The Company often assumes a responsibility to repurchase defaulted receivables sold if they are found not to meet certain criteria expressed by the purchase documents. In the opinion of Management the Company’s potential liability related to the repurchase of defaulted receivables is not material at December 31, 2004.
Risk Management
The Company maintains various forms of insurance that the Company’s management believes are adequate to reduce the exposure to an acceptable level.

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 12 — RELATED PARTY TRANSACTIONS
The Company is party to transactions with affiliates related through ownership interest or management agreement in the normal course of business. Some of the more significant related party transactions follow:
The Company performs collection and recovery services on behalf of certain affiliates including managed portfolios. The Company had receivables of approximately $119,000 at December 31, 2004 and $600,000 at December 31, 2003 for affiliate sales and collection fees. For the years ended December 31, 2004 and 2003 the revenue from affiliates was approximately $11,576,000 and $9,515,000, respectively.
The Company has agreed to pay the general operating expenses and provide management services for certain affiliated companies. The Company receives no additional compensation (other than acquisition, sales, and collection fees) for these services.
At December 31, 2004 and 2004, the Company held notes receivable totaling $354,250 from officers of the Company that were issued in exchange for stock (See Note 14). At December 31, 2003, the Company had notes receivables from related parties, secured by Company common stock, in the amount of $100,000. This note was repaid in 2004.
NOTE 13 — CONCENTRATIONS
The Company has customer concentrations (revenue in excess of 10% of total revenue) with certain customers for the years ended December 31, 2004 and 2003 as follows:

Year Ended
December 31, 2004
Customer A	24%
Customer B (Affiliate of the Company)	21%
Customer C (Affiliate of the Company)	12%

Total	57%

Year Ended
December 31, 2003
Customer B (Affiliate of the Company)	23%
Customer D (Affiliate of the Company)	29%

Total	52%

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 14 — STOCK OPTIONS
As of December 31, 2004, 245,750 common shares were reserved for issuance upon exercise of stock purchase rights that have been granted by the Company and that will be granted by the Company in the future under the Company’s Incentive Compensation Plan.
The Company’s Incentive Compensation Plan (ICP) provides for the grant of non-qualified stock options, incentive stock options, restricted stock and tandem Stock Appreciation Rights (SAR) (within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (Internal Revenue Code)), to employees of the Company. The Board of Directors and shareholders approved the establishment of the ICP in June 1998 and amended the plan in October 2000. A total of 600,000 Equity Shares were originally reserved for issuance pursuant to the ICP.
The ICP may be administered by the Board of Directors or a committee of the Board (Committee). The Committee has the power to determine the terms of the options granted, including the exercise price, the number of Shares subject to each option, the exercisability thereof, and the form of consideration payable upon such exercise. In addition, the Committee has the authority to amend, suspend or terminate the ICP, provided that no such action may affect any SAR or option previously granted under the ICP without the consent of the holder thereof.
Options granted under the ICP are not generally transferable by the optionee, and each option is exercisable during the lifetime of the optionee only by such optionee. Options granted under the ICP must generally be exercised within six months of the end of optionee’s status as an employee of the Company, but in no event later than the expiration of the option’s term. In the event of optionee’s termination as a result of death or disability, the vesting and exercisability of the optionee’s option will accelerate in full and the option must be exercised within 12 months after such optionee’s termination by death or disability, but in no event later than the expiration of the option’s term. The exercise price of incentive stock options granted under the ICP must be at least equal to the fair market value of the Shares on the date of grant. With respect to any participant who owns stock possessing more than 10% of the voting power of all classes of the Company’s outstanding capital stock, the exercise price of any incentive stock option granted must equal at least 110% of the fair market value on the grant. The exercise price of non-qualified stock options granted under the ICP must be at least equal to 50% of the fair market value of the Shares on the date of grant.
An SAR may be granted in tandem with either a non-qualified stock option or incentive stock option and entitles the holder to receive an amount equal to the difference between the fair market value of the shares of option stock at the time of exercise of the SAR and the option price. The term of all other options granted under the ICP may not exceed 10 years. Restricted stock grants may be issued subject to a vesting schedule.
The ICP provides that in the event of a merger of the Company with or into another corporation, a sale of substantially all of the Company’s assets or a like transaction involving the Company, each option shall be terminated unless an equivalent option substituted by the successor corporation. If the outstanding options are not assumed or substituted as described in the preceding sentence, the option holders shall

COLLINS FINANCIAL SERVICES USA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003
NOTE 14 — STOCK OPTIONS (continued)
have the opportunity to exercise all vested options and SARs immediately prior to the effective date of the transaction.
At December 31, 2004 and 2003, 109,072 and 77,830 options respectively were exercisable with an aggregate exercise price of $145,510 and $96,049, respectively. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the Company’s stock option plans.
During 2002 stock options were exercised by officers of the company at a total purchase price of $354,250. The Company accepted notes receivable in exchange for this stock.
A summary of the Company’s stock options outstanding follows:

					Weighted
		Number	Price	Aggregate	Average
	Available	of	per	Exercise	Price Per
	for Grant	Options	Share	Price	Share
December 31, 2002	245,750	55,643	$1.00	$55,643	$1.00
Granted	—	145,750	1.50	218,625	1.50
Exercised	—	—	—	—	—
Forfeited	—	—	—	—	—

December 31, 2003	245,750	201,393	1.36	274,268	1.36
Granted	—	—	—	—	—
Exercised	—	—	—	—	—
Forfeited		(13,571)	1.00	(13,571)	1.00

December 31, 2004	245,750	187,822	$1.39	$260,697	$1.39

NOTE 15 — Subsequent Events
     The notes receivables issued to the officers and directors for the financing of stock purchases in the amount of $354,250 were due and payable on September 30, 2005. The due date on these notes has been extended to September 30, 2007.