Form 10QSB
period 2005-03-31
COLLINS RECEIVABLES LLC
filed 2005-11-23
CIK 1278264

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to                     .
Commission file number: 333-113034
COLLINS RECEIVABLES, LLC
(Exact name of small business issuer as specified in its charter)

Delaware State or other jurisdiction of incorporation or organization	20-0620580 (I.R.S. Employer Identification No.)
2101 W. Ben White Blvd., Suite 103, Austin, TX 78704
(Address of principal executive offices)
Issuer’s telephone number, including area code: (800) 570-5007
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of March 31, 2005, there were no Class A Membership Units outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

COLLINS RECEIVABLES, LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLLINS RECEIVABLES, LLC
BALANCE SHEET
As of March 31, 2005 and December 31, 2004

		December 31,
	March 31, 2005	2004
ASSETS

Cash and cash equivalents	$717,675	$108,036

Current Assets	717,675	108,036

TOTAL ASSETS	$717,675	$108,036

LIABILITIES AND MEMBER’S EQUITY

Accounts payable- Collins Financial Services, Inc.	$257,454	$245,106
Members units subscribed	714,958	107,000

Total liabilities	972,412	352,106

Member’s capital	$(254,737)	$(244,070)

Total member’s equity	(254,737)	(244,070)

TOTAL LIABILITIES AND MEMBER’S EQUITY	$717,675	$108,036

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF OPERATIONS
Three months ended March 31, 2005 and the
Period from January 8, 2004 (Inception) through March 31, 2005

	2005	2004
REVENUES
Sales proceeds on owned receivables	$—	$—

Collections on owned receivables	—	—

Less: Basis in owned receivable sales and collection proceeds	—	—

Net Revenues	—	—

OPERATING COSTS AND EXPENSES
Collection services	—	—
Communication costs	—	—
Professional fees	—	—
Postage and delivery	—	—
General and administrative expense	12,353	87,470

Total operating costs and expenses	12,353	87,470

OTHER INCOME AND EXPENSE
Interest income	1,686	—

Total other income and expense	1,686	—

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(10,667)	$(87,470)

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2005 and the
Period from January 8, 2004 (Inception) through March 31, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,667)	$(87,470)
Increase in accounts payable- Collins Financial Services, Inc.	12,348	(87,470)

Cash flows used in operating activities	1,681	—

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributed capital	607,958	1,000

Cash flows from financing activities	607,958	1,000

NET INCREASE IN CASH	609,639	—

CASH AT BEGINNING OF PERIOD	108,036	—

CASH AT END OF PERIOD	$717,675	$1,000

SUPPLEMENTAL DISCLOSURE

Income taxes paid	$—	$—

Interest paid	$—	$—

See accompanying notes.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
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
FASB Statement No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, requires that discounts be recognized as an adjustment of yield over a loan’s life. Statement of Position 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, supersedes Practice Bulletin 6, Amortization of Discounts on Certain Acquired Loans, and further addresses amortization of

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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
MARCH 31, 2005
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
Allowance for losses on receivables is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on CFSI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. There was no allowance for losses on receivables at March 31, 2005.
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

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
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

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Income Taxes (continued)
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
NOTE 3 — INVESTMENT IN DEFAULTED RECEIVABLES
At March 31, 2005, there had been no purchases of defaulted receivables. The Company intends to purchase defaulted receivables in the future.
NOTE 4 — INCOME TAXES
The Company expects that any income or loss will be classified as ordinary “passive” income or loss to the holders of the Units for Federal Income Tax purposes. However, the Company has not requested, and will not request, a ruling from the Internal Revenue Service to that effect.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 5 — MEMBERSHIP UNITS
The Company is in the process of offering a minimum of 2,500 and a maximum of 25,000 class A membership units (“Units”). Each Unit represents a $1,000 equity interest. The Units are not callable or redeemable. As such, the Units will increase equity in the accompanying balance sheet when they are sold. The Company expects to pay 9.375% of the amounts collected plus between $275,000 and $325,000 as fees and costs to complete this transaction. Until the Company raises the minimum of $2,500,000 from the sale of membership units the amounts received are subject to repayment and have been classified as a liability on the balance sheet.
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
Under the operating agreement, the Company may issue up to 30,000 class A Units and one (1) class B membership unit. As of March 31, 2005, one class B unit was outstanding, which is held by CFSI. There were no class A units outstanding at March 31, 2005. Consequently, assuming a sale of the maximum of 25,000 Units offered, the Company could sell up to an additional 5,000 Units in the future without seeking investor approval. The sale of additional Units, or rights to purchase additional Units, could reduce the amount of any distributions that the Company may make to the purchasers of the current offering during operations or in liquidation.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 6 — COMMITMENTS
Litigation
The Company is not a party to any legal proceedings, and is unaware of any contemplated actions.
Repurchase Commitments
The Company often assumes a responsibility to repurchase defaulted receivables sold if they are found not to meet certain criteria expressed by the purchase documents. At March 31, 2005 the Company had not entered into any such transactions.
Repayment of Funds Advanced by CFSI
CFSI has incurred the cost of setting up the corporate entity (Collins Growth & Income Fund, LLC) and has incurred the legal fees and other out of pocket costs related to the initial capital placement. Should the offering be completed by the Company, it is anticipated that the Company would reimburse CFSI for the costs incurred with the corporate formation and fundraising. At March 31, 2005 costs incurred by CFSI on the Company totaled $257,454 and have been expensed by the Company as general and administrative expenses.
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

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005
NOTE 7 — RELATED PARTY TRANSACTIONS (continued)
(2)	A “Sales Fee” in an amount deemed by the Company to be appropriate, but in no event to exceed 20% of the gross proceeds received from sale, on a retail or wholesale basis, of Receivables resulting from the efforts of CFSI (whether paid in cash or property other than cash), payable immediately upon receipt of such proceeds.

(3)	A “Collections Fee” in an amount deemed by the Company to be appropriate, but in no event to exceed 50% of the gross proceeds resulting from efforts of CFSI to collect the Receivables (whether paid in cash or property other than cash) owned by the Company other than as a result of third party collection efforts. The Collections Fee shall be payable immediately upon receipt of such gross proceeds.
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

Item 2. Plan of Operation
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
     This Form 10-QSB contains or incorporates by reference forward-looking statements about our financial condition and the current status of our operations and business. These statements include, among others, statements concerning the benefits that we expect will result from our business activities and certain transactions once we have broken escrow and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. When used in the following discussions, the words “believes,” “anticipates,” “intends,” “expects,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements are based on management’s expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. These statements may be made expressly in this document or may be incorporated by reference to our Registration Statement on Form SB-2 (File No. 333-113034) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 24, 2004, as amended.
THE COMPANY
     As used in this Form 10-QSB, all references to “we,” “us,” “Collins,” “Company” and “our” mean Collins Receivables, LLC. The address of our principal executive offices is 2101 West Ben White Boulevard, Suite 103, Austin, TX 78704, and our telephone number is (800) 570-5007. All references to “CFSI” means Collins Financial Services, Inc. (together with Paragon Way, Inc, formerly known as TxCollect, Inc., an affiliated entity, but excluding our company), our Class B member.
     We were formed as a Delaware limited liability company on January 8, 2004 for the purpose of purchasing, collecting, reselling and otherwise dealing in previously charged-off consumer debt receivables under credit card charges or consumer loans which are generally originated through commercial banks (“Receivables”). These Receivables will be purchased, sold, collected and resold by us, with the assistance of CFS, our Class B member and an affiliated entity of our company. CFS is a subsidiary of Collins Financial Services USA, Inc., a receivables servicing firm based in Austin, Texas that has been in the receivables business since 1996.
     On February 24, 2004, we filed a Registration Statement on Form SB-2 (File No. 333-113034) with the SEC for the purpose of raising capital from the sale of our Class A Membership Interests (the “Units”) and using the proceeds to implement our business plan. The Registration Statement went effective on November 12, 2004.
RECENT DEVELOPMENTS
     The following discussion is based upon, and should be read in conjunction with (i) the consolidated financial statements of CFS and financial statements of Collins for the periods ended March 31, 2005 (unaudited) and December 31, 2004 (audited) and the related statements of operations and statements of cash flows together with the notes to the consolidated financial statements; and (ii) our Registration Statement on Form SB-2 (File No. 333-113034), as amended, and herein incorporated by reference.
     We have been in the development stage since inception and have conducted no business operations other than organizational activities. From inception to date we have had no revenues. All subscription proceeds from the offering are being held in an escrow account with American Bank of Commerce, a State chartered banking association (the “Escrow Agent”). Proceeds of the offering will not be disbursed to us until the Escrow Agent receives $2,500,000 representing 2,500 Membership Units (the “Minimum Amount”) on or before November 12, 2005 (the “Initial Closing Date”). If the Minimum Amount is not received on or before the Initial Closing Date, then the Escrow Agent will be instructed to refund the face amounts of the subscriptions to the subscribers, less interest which will be retained by Collins. As of the date of this Form 10-QSB, we have not met the Minimum Amount.
PLAN OF OPERATION UPON RECEIPT OF MINIMUM AMOUNT
     Upon receipt of the Minimum Amount and during the first quarter of our operations, we will deposit most of the net proceeds in a receivables account at an independent financial institution. At or about the same time, we will, through the assistance of CFS, commence our analysis, valuation and negotiation of the acquisition of portfolios of charged-off Receivables. Once our analysis is complete and an acceptable purchase negotiated, a purchase price will be executed and the purchase price paid in cash. This process is typically completed in less than two weeks from the commencement of the analysis. As additional net proceeds are received, this process will be repeated. The types of portfolios that we purchase may appear in the market on a somewhat ad hoc basis. Consequently, investor funds may be held in our bank account for several weeks pending the next purchase. With respect to the purchase of Receivables, we will pay CFS an Acquisition Fee of up to 5% of the purchase price of the Receivables. We believe the cost of the Receivables will range from 4.5 cents to 9 cents per dollar of face value depending on various factors. Depending on the amount of net proceeds, we intend to initially purchase 15 to 25 portfolios. Except for certain fees paid to CFS as disclosed in our Registration Statement on Form SB-2 (File No. 333-113034), as amended, and herein incorporated by reference, we do not expect to incur any additional expenses in connection with the acquisition of Receivables.
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
     Commencing in the second quarter, we will resell certain portfolios. We expect the portfolios to be sold within 120 — 150 days of purchase. We will pay CFS a sales fee of up to 20% of the gross proceeds. We do not expect to incur any other expenses in connection with the resale of the portfolios. Funds generated from these sales are reinvested in new portfolios.

     Our collection efforts, which will also begin in the second quarter after we commence operations, will initially involve attempting to locate the debtor and providing the debtor the opportunity to settle the debt. If the debt is not otherwise settled and the debtor located, an evaluation will be made to determine if the account is suit-worthy. Suit-worthy accounts are then outsourced to collection law firms that pursue legal remedies such as wage garnishments and securing judgments. Collection activities can last as long as four to five years on each portfolio. All costs associated with the collection effort will be paid by CFS.
     We intend to continue to purchase Receivables until approximately the end of the fourth full year following the receipt of the Minimum Amount from this offering. A collection fee of up to 50% of the gross proceeds will be paid to CFS. We will not incur any other costs of collection. After the fourth anniversary of the receipt of the Minimum Amount, we intend to begin selling our assets and distributing all net available cash to our members in accordance with the operating agreement.
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
     Assuming we meet the Minimum Amount, we believe we can satisfy our cash requirements for the 12 months from the date we commence operations. We do not anticipate undertaking any research and development. We do not expect to purchase any significant materials nor equipment, as our company will rely on the services of our managers and CFS. We do not believe there will be any significant change in the number of employees.
Item 3. Controls and Procedures.
     During the period covered by this quarterly report, management had responsibility for our internal controls and procedures over our financial reporting. Our scope of internal control is intended to extend to policies, procedures, processes, systems, activities, initiatives, and endeavors required of a company with our limited transactions, expenses, and operations. It is the belief of management that, given the Company’s limited operations, our disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls during the period covered by this report.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits and Reports on Form 8-K
     The exhibits required by Item 601 of Regulation S-B, as described in the following index of exhibits, are incorporated by reference or filed with this report as follows:

NO.	DESCRIPTION OF EXHIBIT

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
     No reports on Form 8-K were filed during the quarter for which this Form 10-QSB is filed.

SIGNATURE
     In accordance with the Exchange Act, the Registrant has caused this report to be signed on behalf of the Registrant by the undersigned in the capacities indicated, thereunto duly authorized on November 21, 2005.

COLLINS RECEIVABLES, LLC

By:	/s/ Walt Collins
Chief Executive Officer

By:	/s/ Larry Vasbinder
Chief Financial Officer, Principal Accounting
Officer