Form 10QSB
period 2005-06-30
COLLINS RECEIVABLES LLC
filed 2005-11-23
CIK 1278264

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Issuer’s telephone number, including area code: (800) 570-5007
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of June 30, 2005, there were no Class A Membership Units outstanding.
Transitional Small Business Disclosure Format: Yes ☐ No ☑

COLLINS RECEIVABLES, LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLLINS RECEIVABLES, LLC
BALANCE SHEET
As of June 30, 2005 and December 31, 2004

	June 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$1,109,167	$108,036

Current Assets	1,109,167	108,036

TOTAL ASSETS	$1,109,167	$108,036

LIABILITIES AND MEMBER’S EQUITY

Accounts payable- Collins Financial Services, Inc.	$257,454	$245,106
Members units subscribed	1,101,452	107,000

Total liabilities	1,358,906	352,106

Member’s capital	$(249,739)	$(244,070)

Total member’s equity	(249,739)	(244,070)

TOTAL LIABILITIES AND MEMBER’S EQUITY	$1,109,167	$108,036

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF OPERATIONS
Three months ended June 30, 2005 and 2004

	2005	2004
REVENUES
Sales proceeds on owned receivables	$—	$—

Collections on owned receivables	—	—

Less: Basis in owned receivable sales and collection proceeds	—	—

Net Revenues	—	—

OPERATING COSTS AND EXPENSES
Collection services	—	—
Communication costs	—	—
Professional fees	—	—
Postage and delivery	—	—
General and administrative expense	25	71,919

Total operating costs and expenses	25	71,919

OTHER INCOME AND EXPENSE
Interest income	5,022	1

Total other income and expense	5,022	1

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$4,997	$(71,918)

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF OPERATIONS
Six months ended June 30, 2005 and the
Period from January 8, 2004 (Inception) through June 30, 2004

	2005	2004
REVENUES
Sales proceeds on owned receivables	$—	$—

Collections on owned receivables	—	—

Less: Basis in owned receivable sales and collection proceeds	—	—

Net Revenues	—	—

OPERATING COSTS AND EXPENSES
Collection services	—	—
Communication costs	—	—
Professional fees	—	—
Postage and delivery	—	—
General and administrative expense	12,378	159,389

Total operating costs and expenses	12,378	159,389

OTHER INCOME AND EXPENSE
Interest Income	6,708	1

Total other income and expense	6,708	1

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$(5,670)	$(159,388)

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2005 and the
Period from January 8, 2004 (Inception) through June 30, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$(5,670)	$(159,388)
Increase in accounts payable- Collins Financial Services, Inc.	12,348	159,369

Cash flows from (used in) operating activities	6,679	(19)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributed capital	994,452	1,000

Cash flows from financing activities	994,452	1,000

NET INCREASE IN CASH	1,001,131	981

CASH AT BEGINNING OF PERIOD	108,036	0

CASH AT END OF PERIOD	$1,109,167	$981

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$—	$—

See accompanying notes.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
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

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
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
JUNE 30, 2005
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
Allowance for losses on receivables is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on CFSI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. There was no allowance for losses on receivables at June 30, 2005.
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
Use of Estimates
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Use of Estimates (continued)
affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
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
NOTE 3 — INVESTMENT IN DEFAULTED RECEIVABLES
At June 30, 2005, there had been no purchases of defaulted receivables. The Company intends to purchase defaulted receivables in the future.
NOTE 4 — INCOME TAXES
The Company expects that any income or loss will be classified as ordinary “passive” income or loss to the holders of the Units for Federal Income Tax purposes. However, the Company has not requested, and will not request, a ruling from the Internal Revenue Service to that effect.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
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
Under the operating agreement, the Company may issue up to 30,000 class A Units and one (1) class B membership unit. As of June 30, 2005, one class B unit was outstanding, which is held by CFSI. There were no class A units outstanding at June 30, 2005. Consequently, assuming a sale of the maximum of 25,000 Units offered, the Company could sell up to an additional 5,000 Units in the future without seeking investor approval. The sale of additional Units, or rights to purchase additional Units, could reduce the amount of any distributions that the Company may make to the purchasers of the current offering during operations or in liquidation.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005
NOTE 6 — COMMITMENTS
Litigation
The Company is not a party to any legal proceedings, and is unaware of any contemplated actions.
Repurchase Commitments
The Company often assumes a responsibility to repurchase defaulted receivables sold if they are found not to meet certain criteria expressed by the purchase documents. At June 30, 2005 the Company had not entered into any such transactions.
Repayment of Funds Advanced by CFSI
CFSI has incurred the cost of setting up the corporate entity (Collins Growth & Income Fund, LLC) and has incurred the legal fees and other out of pocket costs related to the initial capital placement. Should the offering be completed by the Company, it is anticipated that the Company would reimburse CFSI for the costs incurred with the corporate formation and fundraising. At June 30, 2005 costs incurred by CFSI on the Company totaled $257,454 and have been expensed by the Company as general and administrative expenses.
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
JUNE 30, 2005
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
RECENT DEVELOPMENTS
     The following discussion is based upon, and should be read in conjunction with (i) the consolidated financial statements of CFS and financial statements of Collins for the periods ended June 30, 2005 (unaudited) and December 31, 2004 (audited) and the related statements of operations and statements of cash flows together with the notes to the consolidated financial statements; and (ii) our Registration Statement on Form SB-2 (File No. 333-113034), as amended, and herein incorporated by reference.
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