Form 10QSB
period 2005-09-30
COLLINS RECEIVABLES LLC
filed 2005-11-23
CIK 1278264

FORM 10-QSB
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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
Issuer’s telephone number, including area code: (800) 570-5007
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐     No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of September 30, 2005, there were no Class A Membership Units outstanding.
Transitional Small Business Disclosure Format:     Yes ☐     No ☑

COLLINS RECEIVABLES, LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
COLLINS RECEIVABLES, LLC
BALANCE SHEET
As of September 30, 2005 and December 31, 2004

	September 30,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$2,136,303	$108,036

Current Assets	2,136,303	108,036

TOTAL ASSETS	$2,136,303	$108,036

LIABILITIES AND MEMBER’S EQUITY

Accounts payable- Collins Financial Services, Inc.	$257,454	$245,106
Members units subscribed	2,117,452	107,000

Total liabilities	2,374,906	352,106

Member’s capital	$(238,603)	$(244,070)

Total member’s equity	(238,603)	(244,070)

TOTAL LIABILITIES AND MEMBER’S EQUITY	$2,136,303	$108,036

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF OPERATIONS
Three months ended September 30, 2005 and 2004

	2005	2004
REVENUES
Sales proceeds on owned receivables	$—	$—

Collections on owned receivables	—	—

	—	—

Less: Basis in owned receivable sales and collection proceeds	—	—

Net Revenues	—	—

OPERATING COSTS AND EXPENSES
Collection services	—	—
Communication costs	—	—
Professional fees	—	—
Postage and delivery	—	—
General and administrative expense	—	399

Total operating costs and expenses	—	399

OTHER INCOME AND EXPENSE
Interest income	11,136	—

Other income and expense	11,136	—

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$11,136	$(399)

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF OPERATIONS
Nine months ended September 30, 2005 and the
Period from January 8, 2004 (Inception) through September 30, 2004

	2005	2004
REVENUES
Sales proceeds on owned receivables	$—	$—

Collections on owned receivables	—	—

	—	—

Less: Basis in owned receivable sales and collection proceeds	—	—

Net Revenues	—	—

OPERATING COSTS AND EXPENSES
Collection services	—	—
Communication costs	—	—
Professional fees	—	—
Postage and delivery	—	—
General and administrative expense	12,378	159,788

Total operating costs and expenses	12,378	159,788

OTHER INCOME AND EXPENSE
Interest income	17,844	1

Total other income and expense	17,844	1

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$5,466	$(159,787)

See accompanying notes.

COLLINS RECEIVABLES, LLC
STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2005 and the
Period from January 8, 2004 (Inception) through September 30, 2004

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)	$5,466	$(159,787)
Increase in accounts payable- Collins Financial Services, Inc.	12,348	159,728

Cash flows from (used in) operating activities	17,814	(59)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Member’s contributed capital	2,010,453	1,000

Cash flows from financing activities	2,010,453	1,000

NET INCREASE IN CASH	2,028,267	941

CASH AT BEGINNING OF PERIOD	108,036	0

CASH AT END OF PERIOD	$2,136,303	$941

SUPPLEMENTAL DISCLOSURE
Income taxes paid	$—	$—

Interest paid	$—	$—

See accompanying notes.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
SEPTEMBER 30, 2005
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
SEPTEMBER 30, 2005
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
Allowance for losses on receivables is increased by charges to income and decreased by charge-offs (net of recoveries). Management’s periodic evaluation of the adequacy of the allowance is based on CFSI’s past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. There was no allowance for losses on receivables at September 30, 2005.
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
SEPTEMBER 30, 2005
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
SEPTEMBER 30, 2005
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
NOTE 3 — INVESTMENT IN DEFAULTED RECEIVABLES
At September 30, 2005, there had been no purchases of defaulted receivables. The Company intends to purchase defaulted receivables in the future.
NOTE 4 — INCOME TAXES
The Company expects that any income or loss will be classified as ordinary “passive” income or loss to the holders of the Units for Federal Income Tax purposes. However, the Company has not requested, and will not request, a ruling from the Internal Revenue Service to that effect.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
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
Under the operating agreement, the Company may issue up to 30,000 class A Units and one (1) class B membership unit. As of Sept. 30, 2005, one class B unit was outstanding, which is held by CFSI. There were no class A units outstanding at Sept. 30, 2005. Consequently, assuming a sale of the maximum of 25,000 Units offered, the Company could sell up to an additional 5,000 Units in the future without seeking investor approval. The sale of additional Units, or rights to purchase additional Units, could reduce the amount of any distributions that the Company may make to the purchasers of the current offering during operations or in liquidation.

COLLINS RECEIVABLES, LLC
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
NOTE 6 — COMMITMENTS
Litigation
The Company is not a party to any legal proceedings, and is unaware of any contemplated actions.
Repurchase Commitments
The Company often assumes a responsibility to repurchase defaulted receivables sold if they are found not to meet certain criteria expressed by the purchase documents. At September 30, 2005 the Company had not entered into any such transactions.
Repayment of Funds Advanced by CFSI
CFSI has incurred the cost of setting up the corporate entity (Collins Growth & Income Fund, LLC) and has incurred the legal fees and other out of pocket costs related to the initial capital placement. Should the offering be completed by the Company, it is anticipated that the Company would reimburse CFSI for the costs incurred with the corporate formation and fundraising. At September 30, 2005 costs incurred by CFSI on the Company totaled $257,454 and have been expensed by the Company as general and administrative expenses.
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
SEPTEMBER 30, 2005
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
NOTE 9 — SUBSEQUENT EVENT
The Company raised the minimum fundraising threshold of $2,500,000 in November 2005 and is expected to initially use the proceeds to purchase Class A membership units, pay sales commissions, and reimburse the accounts payable to CFSI in the amount of $257,454.

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
RECENT DEVELOPMENTS
     The following discussion is based upon, and should be read in conjunction with (i) the consolidated financial statements of CFS and financial statements of Collins for the periods ended September 30, 2005 (unaudited) and December 31, 2004 (audited) and the related statements of operations and statements of cash flows together with the notes to the consolidated financial statements; and (ii) our Registration Statement on Form SB-2 (File No. 333-113034), as amended, and herein incorporated by reference.
     We have been in the development stage since inception and have conducted no business operations other than organizational activities. From inception to date we have had no revenues. All subscription proceeds from the offering are being held in an escrow account with American Bank of Commerce, a State chartered banking association (the “Escrow Agent”). Proceeds of the offering will not be disbursed to us until the Escrow Agent receives $2,500,000 representing 2,500 Membership Units (the “Minimum Amount”) on or before November 12, 2005 (the “Initial Closing Date”). If the Minimum Amount is not received on or before the Initial Closing Date, then the Escrow Agent will be instructed to refund the face amounts of the subscriptions to the subscribers, less interest which will be retained by Collins. As of the date of this Form 10-QSB, we have not met the Minimum Amount; however, we expect to meet the Minimum on or before the Initial Closing Date.
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